Form 10QSB
period 2002-06-30
CRYSLER CORP
filed 2002-08-14
CIK 1172375

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: JUNE 30, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission file number 0-49778

CRYSLER CORPORATION
(Exact name of small business issuer as specified in its charter)

NEVADA	88-0513470
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1530-9th Avenue S.E.,
Calgary, Alberta Canada T2G 0T7
(Address of principal executive offices)

(403) 693-8003
(Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:

5,000,000 shares of common stock, $0.001 par value, as of August 13, 2002

Transitional Small Business Disclosure Format (check one): Yes___ No X

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three month periods ended June 30, 2002 and November 19, 2001 (Inception) to June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on April 30, 2002.

Page
Unaudited Consolidated Financial Statements
Balance Sheets	3
Statements of Operations	4
Statements of Cash Flows	5
Statements of Stockholders' Equity	6
Notes to Unaudited Consolidated Financial Statements	7 to 9

CRYSLER CORPORATION
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET

	June 30, 2002 (Unaudited)	Dec. 31, 2001 (Audited)
ASSETS
Current Assets
Cash	$796	$--
Total Current Assets	796	--

Total Assets	$796	$--

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$745	$--
Accrued expenses	500	500
Loans payable	829	--
Shareholders' Loans	139	139
Total Current Liabilities	2,213	639

Future Site Restoration

Stockholders' Equity Common Stock - authorized 50,000,000 shares with par value of $0.001	500	500
Accumulated deficit	(1,917)	(1,139)
Total Stockholders' Equity	(1,417)	(639)

Total Liabilities and Stockholders' Equity	$796	$--

The accompanying notes are an integral part of these unaudited statements.

CRYSLER CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
	Six months to June 30, 2002 (Unaudited)	From Inception (November 19,2001) through June 30, 2002 (Unaudited)

	$--	$--
Sales & other revenues

Expenses
Other Administrative expenses	778	1,917

(Loss) from operations	(778)	(1,917)

Provision for income taxes	--	--

Net Income (Loss)	$(778)	$(1,917)

Net Income (Loss) per Common Share	$(0.0001)	$(0.0004)

Weighted Average Number of Common Shares Used in Calculation	5,000,000	5,000,000

The accompanying notes are an integral part of these unaudited statements.

CRYSLER CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
	Six months to June 30, 2002 (Unaudited)	From Inception (November 19,2001) through June 30, 2002 (Unaudited)
Cash From Operating Activities:
Net income (loss) from continuing operations	$(778)	$(1,917)
Changes in operating assets and liabilities
Accounts payable and accrued expenses	745	1,245
Net Cash Flows From Operating Activities	(33)	(672)

Cash From Investing Activities:	--	--
Net Cash Flows From Investing Activities	--	--

Cash From Financing Activities:
Issue of common stock	--	500
Loan payable	829	829
Shareholders' loan	--	139
Net Cash Flows From Financing Activities	829	1468

Net change in cash and cash equivalents	796	796
Cash at beginning of period	--	--
Cash at end of period	$796	$796

The accompanying notes are an integral part of these unaudited statements.

CRYSLER CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF SHAREHOLDERS' EQUITY
Unaudited

	Common Stock
	Shares	Amount	Accumulated Surplus (Deficit)	Total Shareholders Equity
Balance at November 19, 2001	--	--	--	--
Issue of Common Stock	5,000,000	5,000	--	5,000
Common stock sold at below par value	--	(4,500)	--	(4,500)
Net (loss) - year 2001	--	--	(1,139)	(1,139)
Balance at December 31, 2001	5,000,000	500	(1,139)	(639)
Loss for the six months to June 30, 2002	--	--	(778)	(778)
Balance at June 30, 2002	5,000,000	500	(1,917)	(1,417)

The accompanying notes are an integral part of these unaudited statements.

CRYSLER CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Notes to Unaudited Financial Statements
June 30, 2002

Note 1 - Management's Statement

The financial statements included herein have been prepared by Crysler Corporation (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the December 31, 2001, audited financial statements and the accompanying notes included in the General Form for Registration of Securities of Small Business Issuers on Form 10-SB. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respect's dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

The management of the Company believes that the accompanying unaudited financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations and cash flows for the periods presented.

Note 2 - Summary of Significant Accounting Policies

Organization and Operations

The Company was incorporated under the laws of the State of Nevada on November 19, 2001 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. As of June 30, 2002, the Company did not commence any formal business operations. Therefore, all the activities to date relate to the Company's organization and proposed fund raising.

The Company's fiscal year end is December 31.

The Company's ability to commence operations is contingent upon its ability to identify a prospective target business and raise the capital it will require through the issuance of equity securities, debt securities, bank borrowings or a combination thereof.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

The following should be read in conjunction with the information contained in the financial statements of the Company and the notes thereto appearing elsewhere herein.

PLAN OF OPERATION

SEARCH FOR TARGET COMPANY

Cyrsler Corporation (the "Company") intends to enter into a business combination with a target company in exchange for the Company's securities. The Company has not engaged in any negotiations with any specific entity regarding the possibility of a business combination with the Company. The Company has entered into an agreement with International Securities Group Inc., the sole shareholder of the Company, to supervise the search for target companies as potential candidates for a business combination. The agreement will continue until such time as the Company has effected a business combination. International Securities Group Inc. has agreed to make loans to the Company to allow for payment of all expenses of the Company until such time as a business combination is effected. The Company currently has no cash and expects to expend the amount of $20,000.00 prior to effecting a business combination which will be spent on accounting fees, filing fees, travel, telephone and office expenses. These funds will be provided by International Securities Group Inc. by way of loans to the Company. Should International Securities Group Inc. fail to make the loans to the Company then, unless the Company can find an alternate source of funding, either by way of equity or loans, it would be unable to continue operations. Mr. Scott Lawler, who is secretary and a director of the Company, is the sole officer and director and controlling shareholder of International Securities Group Inc. The Company currently does not expect prior to effecting a business combination to hire any employees. The Company currently does not expect prior to effecting a business corporation to purchase any plants or significant equipment. The Company does not engage in any product research and development.

International Securities Group Inc. may only locate potential target companies for the Company and is not authorized to enter into any agreement with a potential target company binding the Company. The Company's agreement with International Securities Group Inc. is not exclusive and International Securities Group Inc. has entered into agreements with other companies similar to the Company on similar terms. International Securities Group Inc. may provide assistance to target companies incident to and following a business combination, and receive payment for such assistance from target companies.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act'), the Company is hereby providing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward looking statements (as such term is defined in the Reform Act) made by or on behalf of the Company herein or orally, whether in presentations, in response to questions or otherwise. Any statements that express, or involve discussions as to expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "will result", "are expected to", "will continue", "is anticipated", "estimated", "projection", and "outlook') are not historical facts and may be forward looking and, accordingly, such statements involve estimates, assumptions, and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Such uncertainties include, among other, the following: (i) the Company's ability to obtain additional financing to implement its business strategy; (ii) the financial condition of the Company's clients; (iii) imposition of new regulatory requirements affecting the Company; (iv) a downturn in general economic conditions; (v) the delay or failure to properly manage growth and successfully integrate acquired companies and operations; (vi) lack of geographical diversification; and (vii) other factors which are described in further detail in the Company's filings with the Securities and Exchange Commission.

The Company cautions that actual results or outcomes could differ materially from those expressed in any forward-looking statements made by or on behalf of the company. Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all of such factors. Further, management cannot assess the impact of each factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not Applicable.

ITEM 2. CHANGES IN SECURITIES

Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5. OTHER INFORMATION

Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    Exhibits:

    99.1 Certification of the Company's CEO and acting CFO, Ms. Jacqueline Danforth pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002

    Reports on Form 8-K:

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRYSLER CORPORATION

Date: August 14, 2002

By:/s/ "Jacqueline Danforth"
Name: Jacqueline Danforth
Title: President, Chief Executive Officer and interim Chief Financial Officer