Form 10QSB
period 2002-09-30
CRYSLER CORP
filed 2002-11-19
CIK 1172375

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: SEPTEMBER 30, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission file number 0-49778

CRYSLER CORPORATION
(Exact name of small business issuer as specified in its charter)
NEVADA (State or other jurisdiction of incorporation or organization)	88-0513470 (IRS Employer Identification No.)

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

5,000,000 shares of common stock, $0.001 par value, as of November 18, 2002

Transitional Small Business Disclosure Format (check one): Yes___ No X

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the nine month period ended September 30, 2002 and for the period from November 19, 2001 (Inception) to September 30, 2002 which are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on April 30, 2002.

Page

Unaudited Consolidated Financial Statements
Balance Sheets	3
Statements of Operations	4
Statements of Cash Flows	5
Statements of Stockholders' Equity	6
Notes to Unaudited Consolidated Financial Statements	7 to 9

CRYSLER CORPORATION
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET

	September 30, 2002 (Unaudited)	Dec. 31, 2001 (Audited)
ASSETS
Current Assets
Cash	$6	$--
Total Current Assets	6	--

Total Assets	$6	$--

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accrued expenses	$500	$500
Loans payable	817	--
Shareholders' Loans	139	139
Total Current Liabilities	1,456	639

Future Site Restoration

Stockholders' Equity Common Stock - authorized 50,000,000 shares with par value of $0.001	500	500
Accumulated deficit	(1,950)	(1,139)
Total Stockholders' Equity	(1,450)	(639)

Total Liabilities and Stockholders' Equity	$6	$--

The accompanying notes are an integral part of these unaudited statements.

CRYSLER CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
	Nine months to September 30, 2002 (Unaudited)	From Inception (November 19,2001) through September 30, 2002 (Unaudited)

	$--	$--
Sales & other revenues

Expenses
Other Administrative expenses	811	1,950

(Loss) from operations	(811)	(1,950)

Provision for income taxes	--	--

Net Income (Loss)	$(811)	$(1,950)

Net Income (Loss) per Common Share	$(0.0001)	$(0.0004)

Weighted Average Number of Common Shares Used in Calculation	5,000,000	5,000,000

The accompanying notes are an integral part of these unaudited statements.

CRYSLER CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
	Nine months to September 30, 2002 (Unaudited)	From Inception (November 19,2001) through September 30, 2002 (Unaudited)
Cash From Operating Activities:
Net income (loss) from continuing operations	$(811)	$(1,950)
Changes in operating assets and liabilities
Accounts payable and accrued expenses	--	500
Net Cash Flows From Operating Activities	(811)	(1,450)

Cash From Investing Activities:	--	--
Net Cash Flows From Investing Activities	--	--

Cash From Financing Activities:
Issue of common stock	--	500
Loan payable	817	817
Shareholders' loan	--	139
Net Cash Flows From Financing Activities	817	1,456

Net change in cash and cash equivalents	6	6
Cash at beginning of period	--	--
Cash at end of period	$6	$6

The accompanying notes are an integral part of these unaudited statements.

CRYSLER CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF SHAREHOLDERS' EQUITY
Unaudited
	Common Stock
	Shares	Amount	Accumulated Surplus (Deficit)	Total Shareholders Equity
Balance at November 19, 2001	--	--	--	--
Issue of Common Stock	5,000,000	5,000	--	5,000
Common stock sold at below par value	--	(4,500)	--	(4,500)
Net (loss) - year 2001	--	--	(1,139)	(1,139)
Balance at December 31, 2001	5,000,000	500	(1,139)	(639)
Loss for the nine months to September 30, 2002	--	--	(811)	(811)
Balance at September 30, 2002	5,000,000	500	(1,950)	(1,450)

The accompanying notes are an integral part of these unaudited statements.

CRYSLER CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Notes to Unaudited Financial Statements
September 30, 2002

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

Note 2 - Summary of Significant Accounting Policies

Organization and Operations

The Company was incorporated under the laws of the State of Nevada on November 19, 2001 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. As of September 30, 2002, the Company did not commence any formal business operations. Therefore, all the activities to date relate to the Company's organization and proposed fund raising.

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

PLAN OF OPERATION

SEARCH FOR TARGET COMPANY

Cyrsler Corporation (the "Company") intends to enter into a business combination with a target company in exchange for the Company's securities. The Company has not engaged in any negotiations with any specific entity regarding the possibility of a business combination with the Company. The Company has entered into an agreement with International Securities Group Inc., the sole shareholder of the Company, to supervise the search for target companies as potential candidates for a business combination. The agreement will continue until such time as the Company has effected a business combination. International Securities Group Inc. has agreed to make loans to the Company to allow for payment of all expenses of the Company until such time as a business combination is effected. The Company currently has no cash and expects to expend the amount of $20,000.00 prior to effecting a business combination which will be spent on accounting fees, filing fees, travel, telephone and office expenses. These funds will be provided by International Securities Group Inc. by way of loans to the Company. Should International Securities Group Inc. fail to make the loans to the Company then, unless the Company can find an alternate source of funding, either by way of equity or loans, it would be unable to continue operations. Mr. Scott Lawler, who is secretary and a director of the Company, is the sole officer and director and controlling shareholder of International Securities Group Inc. The Company currently does not expect prior to effecting a business combination to hire any employees. The Company currently does not expect prior to effecting a business combination to purchase any plants or significant equipment. The Company does not engage in any product research and development.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act'), the Company is hereby providing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward looking statements (as such term is defined in the Reform Act) made by or on behalf of the Company herein or orally, whether in presentations, in response to questions or otherwise. Any statements that express, or involve discussions as to expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "will result", "are expected to", "will continue", "is anticipated", "estimated", "projection", and "outlook') are not historical facts and may be forward looking and, accordingly, such statements involve estimates, assumptions, and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Such uncertainties include, among others, the following: (i) the Company's ability to obtain additional financing to implement its business strategy; (ii) the financial condition of the Company's clients; (iii) imposition of new regulatory requirements affecting the Company; (iv) a downturn in general economic conditions; (v) the delay or failure to properly manage growth and successfully integrate acquired companies and operations; (vi) lack of geographical diversification; and (vii) other factors which are described in further detail in the Company's filings with the Securities and Exchange Commission.

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

Report of Management's Responsibility

The Company's sole executive officer, Ms. Jacqueline Danforth, who serves as the Company's principal executive officer and principal accounting officer, has implemented the Company's disclosure controls and procedures to ensure that material information relating to the Company is made known to Ms. Danforth. Ms. Danforth has evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date (the "Evaluation Date") of this quarterly report.

Based on such evaluation, Ms. Danforth has concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting her on a timely basis to material information relating to the Company that is required to be included in our reports filed or submitted under the Securities Exchange Act of 1934. Moreover, there were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of such recent evaluation.

Prior to the filing date of this quarterly report, the Company had not adopted a complete set of written policies, controls and procedures. The Company felt that this was not necessary in light of the fact that its operations have been limited to locating an acquisition candidate. The Company is now developing such written document and expects that in the process of such undertaking it will discover internal control policies and practices that the Company should implement and follow that are not part of its current practice.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not Applicable.

ITEM 2. CHANGES IN SECURITIES

Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5. OTHER INFORMATION

Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    Exhibits: See Attached list.

    Reports on Form 8-K:

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRYSLER CORPORATION

Date: November 19, 2002

By:/s/ "Jacqueline Danforth"
Name: Jacqueline Danforth
Title: President, Chief Executive Officer and interim Chief Financial Officer

SECTION 302 CERTIFICATIONS

I, Jacqueline Danforth, certify that:

1. I have reviewed this quarterly report of Crysler Corporation.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. As the registrant's sole certifying officer, I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

- designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to me by others within the registrant, particularly during the period in which the quarterly report is being prepared;

- evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

- presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation of the Evaluation Date.

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors:

- all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

- Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002

By:/s/ Jacqueline Danforth
Name: Jacqueline Danforth
Title: President (Principal Executive Officer and Principal Accounting Officer)

 ________________________

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Crysler Corporation (the "Company") on Form 10-QSB for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jacqueline Danforth, President, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 19, 2002.

By: /s/ Jacqueline Danforth
Name: Jacqueline Danforth
Title: President (Principal Executive Officer)

INDEX TO EXHIBITS
3 (i)	Articles of Incorporation	Incorporated by reference to the Exhibits attached to Crysler Corporation's Registration Statement on Form 10-SB filed on April 30, 2002, file number 000-49778.
3 (ii)	Bylaws	Incorporated by reference to the Exhibits attached to Crysler Corporation's Registration Statement on Form 10-SB filed on April 30, 2002, file number 000-49778.
4	Stock Specimen	Incorporated by reference to the Exhibits attached to Crysler Corporation's Registration Statement on Form 10-SB filed on April 30, 2002, file number 000-49778.
10	Agreement with International Securities Group Inc.	Incorporated by reference to the Exhibits attached to Crysler Corporation's Registration Statement on Form 10-SB filed on April 30, 2002, file number 000-49778.